Form 10-Q
period 2025-08-31
Somitos Corp.
filed 2025-09-11
CIK 2074643

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-288418

SOMITOS CORP.

(Exact name of registrant as specified in its charter)

Wyoming	8200	32-0803821
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

SOMITOS CORP.

34 Pekini Ave
Tbilisi, Georgia 0160

Telephone: +13072416300

Email: gvantsachumburidze@zohomail.eu

(Name, address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Registered Agents Inc

30 N Gould St Ste R

Sheridan, WY 82801

Telephone: +1 (307) 200-2803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2025
Common Stock: $0.0001	3,500,000

SOMITOS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Somitos Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Somitos Corp.

BALANCE SHEETS

As of August 31, 2025 and May 31, 2025

	As of August 31, 2025	As of May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents	$10,389	$4,589
Prepaid Expenses	1,230	–
Total Current Assets	11,619	4,589
Total Intangible Assets, Net	39,900	42,000

Total Assets	$51,519	$46,589

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable-related party	$15,000	$6,000
Related party loan	51,504	46,504
Total Current Liabilities	66,504	52,504

Total Liabilities	66,504	52,504

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,500,000 shares as of August 31, 2025 and 3,000,000 shares as of May 31, 2025 issued and outstanding	350	300
Additional paid in capital	9,950	–
Accumulated deficit	(25,285)	(6,215)
Total Stockholders’ Deficit	(14,985)	(5,915)

Total Liabilities and Stockholders’ Deficit	$51,519	$46,589

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF OPERATIONS

Three months ended August 31, 2025

Three months ended August 31, 2025
REVENUES	$–

OPERATING EXPENSES
Amortization Expenses	(2,100)
General and Administrative Expenses	(16,970)
TOTAL OPERATING EXPENSES	(19,070)

NET LOSS FROM OPERATIONS	(19,070)

PROVISION FOR INCOME TAXES	–

NET LOSS	$(19,070)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,071,739

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF STOCKHOLDERS’ DEFICIT

Three months ended August 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Inception, March 5, 2025	–	$–	$–	$–	$–

Shares issued for cash at $0.0001 per share on March 6, 2025	3,000,000	300	–	–	300
Net loss for the period ended May 31, 2025	–	–	–	(6,215)	(6,215)

Balance, May 31, 2025	3,000,000	$300	$–	$(6,215)	$(5,915)

Issuance of common stock	500,000	50	9,950	–	10,000
Net loss for the three months ended August 31, 2025	–	–	–	(19,070)	(19,070)

Balance, August 31, 2025	3,500,000	$350	$9,950	$(25,285)	$(14,985)

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF CASH FLOWS

Three months ended August 31, 2025

Three months ended August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,070)
Adjustments to reconcile net loss to net cash provided by operations:
Prepaid Expenses	(1,230)
Accumulated Depreciation	2,100
Accounts payable-related party	9,000
NET CASH USED IN OPERATING ACTIVITIES	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	5,000
Capital stock	50
APIC	9,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,000

NET CHANGE IN CASH	5,800
Cash, beginning of period	499
Cash, end of period	$10,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

NOTES TO THE FINANCIAL STATEMENTS

Three months ended August 31, 2025

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Somitos Corp. (“the Company”) was incorporated on March 05, 2025 under the laws of the state of Wyoming. We are a development-stage company focused on providing innovative educational tools through our educational language-learning application. We have purchased an educational application “Ronekt Learning”, which is already working and available as a web application, with users also able to download the APK file for mobile installation. Currently, we have no employees, only our officer and director Mrs. Gvantsa Chumburidze. Our executive and business office is located at 34 Pekini Ave, Tbilisi, Georgia 0160, and our telephone number is +13072416300.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had no revenues for the three months ended August 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $25,285 on August 31, 2025, a net loss of $19,070 for the three months ended August 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is May 31.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of August 31, 2025, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective and thus not disclosed here, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of August 31, 2025, the Company purchased educational language-learning application for $42,000, which is being amortized over a 5-year life. There was $2,100 accumulated amortization as of August 31, 2025 and $2,100 for the three months ended August 31, 2025.

Note 5 – LOAN FROM DIRECTOR

For the three months ended August 31, 2025 our director Mrs. Gvantsa Chumburidze has loaned to the Company $5,000. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $51,504 as of August 31, 2025.

Note 6 – COMMON STOCK

On March 6, 2025, the Company issued 3,000,000 shares of common stock to a director Mrs. Gvantsa Chumburidze for cash proceeds of $300 at $0.0001 per share.

In August 2025, the Company issued 500,000 shares of common stock for cash proceeds of $10,000 at $0.02 per share.

As of August 31, 2025, the Company had 3,500,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of August 31, 2025 and from March 5, 2025 (Inception) through May 31, 2025 as follows:

	August 31, 2025	May 31, 2025
Tax benefit (expenses) at U.S. statutory rate	$(5,310)	$(6,215)
Change in valuation allowance	5,310	6,215
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Three months ended August 31, 2025	From March 5, 2025 (Inception) through May 31, 2025
Net operating loss	$(4,005)	$(1,305)
Valuation allowance	4,005	1,305
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $25,285 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 510,000 shares for cash proceed of $10,200 to our shareholders.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Somitos Corp. was incorporated on March 05, 2025 under the laws of the state of Wyoming. We are a development-stage company focused on providing innovative educational tools through our educational language-learning application. We have purchased an educational application “Ronekt Learning”, which is already working and available as a web application, with users also able to download the APK file for mobile installation. We plan to launch the app on the Apple App Store and Google Play Market in the future.

Currently, we have no employees, only our officer and director Mrs. Gvantsa Chumburidze. Our executive and business office is located at 34 Pekini Ave, Tbilisi, Georgia 0160, and our telephone number is +13072416300.

Our business is an educational language-learning application, designed for English speakers who want to learn Italian, French, and Spanish through a system of interactive flashcards, accompanied by audio pronunciation and example sentences for context. Our mission is to provide an accessible, engaging, and effective language-learning platform for users worldwide. While we are starting with English-speaking users, our focus is also on expansion into other European and global markets. The application caters to individuals looking for a structured yet flexible language-learning experience, combining interactive features and gamified progress tracking to enhance learning outcomes.

Language-learning platforms hold immense relevance and importance in today’s interconnected and digital world. These platforms, where individuals converge to acquire new skills, connect with diverse cultures, and improve their opportunities, play a pivotal role in shaping modern education. The table below highlights the key reasons why language-learning platforms are so significant:

Global accessibility	Language-learning platforms break down geographical and linguistic barriers, enabling users worldwide to access tailored educational content. Learners can connect with new cultures, build communication skills, and foster cross-border relationships, all from the convenience of their devices.
Personal empowerment	These platforms empower users by providing affordable, flexible, and accessible tools for self-improvement. Mastery of a new language enhances career prospects, facilitates travel, and builds confidence in both personal and professional interactions.
Efficiency and flexibility	Language-learning applications streamline the educational process by offering dynamic features such as flashcards, gamified progress tracking, and personalized lessons. They cater to modern learners' needs, allowing them to study at their own pace, anytime and anywhere.
Cultural exchange	These platforms enable users to engage deeply with other cultures through language. Beyond vocabulary and grammar, learners can explore the traditions, histories, and values of the communities they are studying, fostering mutual understanding in an increasingly globalized world.
Economic empowerment	Language-learning skills often open new professional opportunities, giving users access to global job markets. Applications provide an affordable and flexible alternative to expensive in-person courses, democratizing access to skills that drive career growth.
Adaptability for diverse learners	Modern applications are designed to serve a wide range of users, from beginners to advanced learners. Features such as thematic vocabulary grouping, audio pronunciation, and customizable learning paths make the process accessible for all ages and backgrounds.
Advanced technology integration	By leveraging cutting-edge technologies like AI and machine learning, language-learning applications provide personalized experiences, track progress with precision, and adapt content to suit each learner’s unique pace and preferences.
Interactive and engaging experiences	Features such as gamified rewards, achievements, and challenges transform language learning into an engaging activity. This approach keeps users motivated and improves retention compared to traditional methods.
Offline learning and accessibility	Offline access to lessons ensures uninterrupted learning, even in areas with limited internet connectivity. This feature is particularly beneficial for users in regions with inconsistent digital infrastructure.
Lifelong learning opportunities	These platforms encourage continuous learning by providing resources for users to maintain and expand their language skills over time. They support a culture of lifelong education, which is critical in today’s fast-evolving world.
Scalability and global impact	Language-learning applications have the potential to scale rapidly and impact millions of users worldwide. They cater to both personal and professional needs, becoming an essential tool for education, business, and global communication.

By combining these elements, “Ronekt Learning” not only addresses the needs of language learners but also contributes to a more connected and culturally aware global community. Our platform is designed to empower individuals with the tools they need to succeed in an increasingly interconnected world.

"Ronekt Learning" is a modern and convenient educational language-learning application, designed to help English speakers learn Italian, French, and Spanish efficiently and interactively. The platform provides users with tools and resources to improve their vocabulary, pronunciation, and practical usage of new languages. By combining accessibility, innovation, and engagement, the app transforms the way people approach language learning, empowering individuals to achieve their linguistic goals and connect with the world.

We provide a user-friendly application that caters to all learners – whether you are a complete beginner or advancing to higher proficiency levels. The interface is designed with simplicity in mind, ensuring a smooth and intuitive experience for users of all ages and backgrounds. Whether you’re preparing for travel, improving your career prospects, or pursuing personal growth, "Ronekt Learning" is here to guide you every step of the way.

Features offered by "Ronekt Learning":

-	user-friendly interface – navigate effortlessly through the app’s clean and intuitive design, making language learning enjoyable and accessible;
-	interactive flashcards – learn vocabulary using dynamic flashcards that include word translations, audio pronunciations, and example sentences for context;
-	thematic vocabulary – words are grouped into themes and difficulty levels (simple, average, and difficult) to suit the learner’s needs;
-	offline learning – users can download lessons and flashcards for offline access, ensuring uninterrupted learning anywhere;
-	personalized vocabulary – add custom words to your own vocabulary list, enabling focused learning for specific needs;
-	favorites section – mark important words as “favorite” and organize them in a dedicated section for targeted practice later;
-	progress tracking – track your learning journey as completed themes are marked as "studied," helping you monitor your progress and stay motivated as you advance through the language levels;
-	protection of personal data – enjoy a secure learning environment with state-of-the-art encryption technologies and two-factor authentication;
-	audio support – hear accurate pronunciations for each word, ensuring learners gain confidence in speaking;
-	customer support – access 24/7 support to resolve any questions or technical issues, ensuring a seamless experience.

The link for the “Ronekt” web-application is https://app.ronekt.online/, where users are also able to download the APK file for mobile installation.

There are also several features that we intend to successfully implement in the future:

-	live tutor sessions (live one-on-one or group) with native speakers to enhance conversational skills and cultural understanding;
-	AI-powered language assistant that provides real-time feedback on pronunciation, grammar, and sentence construction;
-	daily learning challenges and streak-tracking to encourage consistent usage and goal-setting;
-	personalized lesson plans tailored to the user’s goals, such as business communication, travel, or academic language skills;
-	integration with smart devices (e.g., Alexa, Google Home) to practice vocabulary and phrases hands-free;
-	cultural insights module that teaches cultural etiquette, traditions, and common expressions for deeper immersion in the target language;
-	community features, like forums and discussion boards, where users can connect, share tips, and practice with fellow learners.

We plan to continually enhance the functionality of our services to make our application more appealing to consumers. The "Ronekt Learning" application, including the web application available on different devices through a browser and the APK file for mobile devices (with future plans for iOS and Android platforms), was acquired from Ronekt Inc for a total consideration of $42,000.

The Company’s revenues are expected to be derived mostly from advertising and partnerships, but there are also several revenue opportunities that we intend to use in the future, such as premium account subscriptions, online learning with a tutor, paid packages for the contractors, affiliate programs, analytics and data, additional paid services, insurance, and other services that improve the user experience. For a more detailed description of all earning opportunities, see the “Revenue” section below.

REVENUE

Our revenue strategy is designed to leverage multiple streams that capitalize on the capabilities of our language-learning platform, "Ronekt Learning." These include advertising, partnerships, and premium user services.

1. Advertising

We aim to generate income through in-app advertising, which includes:

-	Banner ads – featuring static or animated images placed in prominent areas of the app, such as the home screen or lesson dashboards. These ads are designed to boost exposure for a wide range of products and services, increasing potential customer leads.
-	Pop-up windows – these impactful advertisements will appear at the center of the screen, effectively capturing the attention of users at key moments during their app experience.

2. Partnerships

Revenue will also be generated through collaborations with companies and organizations in the education and language-learning sectors. These partnerships may include:

-	Educational institution partnerships – collaborating with schools, universities, and language academies to offer bulk subscriptions or access to tailored content for their students or staff.
-	Publishing partners – partnering with publishers of language textbooks, audiobooks, and other educational materials to promote their products directly through the app.
-	Tutoring platforms and services – featuring third-party tutoring services or apps within "Ronekt Learning," earning a commission for every referred customer.
-	Language certification providers – partnering with organizations that offer recognized language certifications (e.g., TOEFL, DELF, DELE) to promote their services and exams to our users.
-	Corporate training programs – collaborating with businesses that require language training for their employees, offering custom packages tailored to their industry needs.

We will negotiate agreements that allow the platform to earn a share of revenue generated from these partnerships. In exchange, our partners will receive priority visibility for their services and products, such as inclusion in dedicated recommendation sections or direct integration into our lessons, ensuring maximum exposure to our app users.

OUR ASSET EDUCATIONAL APPLICATION

We have a web application (at the link https://app.ronekt.online/), where users can also download the APK file for installation on mobile devices, known as "Ronekt Learning", designed to facilitate effective and engaging language learning. Users can access the app directly through a web browser or download the APK file for mobile installation. In the future, we plan to expand availability by launching the app on the Apple App Store and Google Play Market.

The backend infrastructure of our application is built using the C# .NET platform, leveraging Entity Framework Core for efficient data management and interaction. Our backend communicates seamlessly with the client side via RESTful APIs, ensuring smooth and reliable operation. The database utilizes Microsoft SQL Server, providing robust scalability and performance for storing user data and application content. The front end is constructed with Angular, ensuring a responsive, dynamic, and user-friendly experience through its modular and component-based architecture.

The main features and functionalities of the application include:

-	user registration and profile management – users can register via email, create a profile, and update their information;
-	interactive learning tools – access to flashcards with translations, audio pronunciations, and example sentences;
-	favorite words section – users can save and organize words for future review and focused learning;
-	offline access – lessons and flashcards can be studied without an internet connection;
-	language options – the main language of the app is English, and users can learn Spanish, Italian, and French (with plans to add more main language options and languages for studying in the future);
-	thematic vocabulary sections – words are grouped by themes (e.g., travel, business) and difficulty levels (simple, average, difficult), allowing users to tailor their learning;
-	personal vocabulary creation – users can add custom words to their own vocabulary list, enabling personalized learning beyond the app’s standard library;
-	studied lessons section – all completed lessons are marked as "studied" and moved to a dedicated section, enabling users to track their progress and revisit past lessons easily;
-	support contact – users can easily communicate with customer support for assistance.

Planned improvements and future features

Here are some of the technologies and features we aim to implement in the next development phases of "Ronekt Learning":

-	live tutor sessions – one-on-one or group tutoring sessions with native speakers to enhance conversational skills and cultural understanding;
-	ai-powered language assistant – providing real-time feedback on pronunciation, grammar, and sentence construction using advanced ai technologies;
-	daily challenges and streak tracking – gamified daily learning challenges and streak tracking to encourage consistent usage and motivate learners;
-	personalized lesson plans – tailoring lessons to individual user goals, such as business communication, travel, or academic language skills;
-	integration with smart devices – enabling compatibility with devices like Alexa and Google Home for hands-free practice of vocabulary and phrases;
-	cultural insights module – including lessons on cultural etiquette, traditions, and common expressions for deeper immersion into the target language;
-	community features – forums and discussion boards where users can connect, share tips, and practice with fellow learners.

EDUCATIONAL APPLICATION PURCHASE AGREEMENT

The Educational Application Purchase Agreement (the “Agreement “) is made effective on May 04, 2025 (the “Effective Date”), by and between Ronekt Inc (the “Seller”), and Somitos Corp. (the “Buyer”).

According to the Agreement:

-	The Seller, Ronekt Inc., is the owner of the mobile application and website known as "Ronekt Learning" ("Assets").
-	The Buyer, Somitos Corp., has agreed to purchase the Assets from the Seller under the terms and conditions outlined in the Agreement.
-	The Seller agrees to sell, transfer, and assign to the Buyer all rights, title, and interest in the Assets, including but not limited to:
-	all related databases and content;
-	intellectual property rights, including copyrights, trademarks, and patents;
-	all user data and customer lists;
-	rights to existing updates and ongoing support materials.
-	The total purchase price for the Assets is $42,000, payable in U.S. dollars.
-	The Buyer represents and warrants that:
-	it has the full right, power, and authority to enter into this Agreement and purchase the Assets;
-	it possesses the necessary funds to pay the Purchase Price.

MARKET OVERVIEW

The educational technology (EdTech) sector in Georgia and Europe is experiencing significant growth. In 2023, the European EdTech market was valued at approximately $46.09 billion and is projected to reach $106.42 billion by 2028, reflecting a compound annual growth rate (CAGR) of 14.97%. This expansion is driven by the increasing adoption of digital technologies in education, improved internet connectivity, and a rising acceptance of online learning platforms.

Focusing on educational applications, the European market is expected to generate revenues of around $0.84 billion in 2022, with a projected annual growth rate of 9.79%, leading to an estimated market volume of $1.86 billion by 2029. This growth underscores the increasing demand for accessible and flexible learning solutions across the continent.

Globally, language learning applications are gaining substantial traction. In August 2024, these apps reached a peak of over 26.5 million downloads worldwide. The global language learning app market was valued at $20.35 billion in 2023 and is projected to reach $89.53 billion by 2031, exhibiting a CAGR of 17.9% during the forecast period. This surge is attributed to factors such as globalization, the need for cross-border communication, and the cost-effectiveness of app-based learning platforms.

In Europe, the online education market is also on an upward trajectory. Revenue is projected to reach $21.34 billion in 2025, with an anticipated annual growth rate of 6.70%, resulting in a market volume of $27.66 billion by 2029. This growth reflects a broader shift towards digital learning solutions, driven by the flexibility and accessibility they offer to learners of all ages.

The increasing popularity of language learning apps is further evidenced by user engagement metrics. For instance, Duolingo, a leading language learning platform, reported 37.2 million daily active users in a recent quarter, marking a 54% increase year-over-year. This trend highlights the growing consumer preference for convenient, mobile-based learning solutions.

Overall, the robust growth in both the European and global markets for educational and language learning applications presents significant opportunities for platforms like "Ronekt Learning" to cater to the evolving needs of learners seeking flexible and effective language acquisition tools.

COMPETITION

There are numerous global companies in the language-learning application industry. Among them are Duolingo, Babbel, Rosetta Stone, Memrise, and Busuu. These companies provide their services in multiple languages and cater to a global audience, including users in Europe. While many of these companies already operate in the European market, their focus tends to be on broader international audiences rather than specific regions or countries like Georgia.

Most of these competitors are significantly larger than Somitos Corp., with greater financial and technical resources, extensive industry expertise, and established brand recognition. Their managerial capabilities and marketing budgets allow them to maintain strong positions in the global market.

We believe that competition in the language-learning industry is primarily based on the following factors:

-	brand recognition – well-known brands with established reputations have a significant competitive advantage;
-	marketing – aggressive and widespread marketing campaigns play a key role in capturing market share;
-	price – offering competitive pricing for premium subscriptions and in-app purchases is crucial;
-	quality of service – providing an engaging, efficient, and user-friendly learning experience is essential for attracting and retaining users.

Despite these challenges, we are confident in our ability to compete effectively by carving out a niche in Georgia and neighboring European countries. By focusing on user-specific needs, offering unique features like thematic vocabulary, personalized learning paths, and cultural insights, and tailoring our services to local preferences, “Ronekt Learning” aims to differentiate itself in the market.

Our initial strategy centers on developing a strong presence in Georgia and gradually expanding into broader European markets, leveraging the growing demand for accessible and high-quality language-learning tools. While we acknowledge the significant competition, we believe our commitment to localized services and innovative features will position “Ronekt Learning” as a unique and competitive offering in the industry.

MARKETING & SALES STRATEGY

A significant portion of our earnings will be allocated to improving the "Ronekt Learning" application and expanding its functionality. This investment will be aimed at attracting a broader audience and increasing the appeal of our services. Additionally, a substantial share of our revenue will be dedicated to marketing and advertising efforts to effectively promote our app and services.

Initially, our officer and director, Gvantsa Chumburidze, will promote our platform through word-of-mouth recommendations and by presenting "Ronekt Learning" as a convenient, interactive, and effective language-learning solution. Over time, we plan to hire a freelance marketing manager who will focus on online advertising and sales to maximize our reach and visibility.

We plan to market our app using the following strategies:

-	Unique selling proposition – clearly define and highlight our app’s advantages, such as personalized learning paths, cultural insights, and offline access, to differentiate from competitors.
-	Brand identity – develop a consistent and strong brand image across all channels, emphasizing reliability and innovation.
-	Search Engine Optimization (SEO) – optimize our website and content for search engines to improve visibility and attract organic traffic.
-	Social media presence – leverage platforms such as Instagram, Facebook, and TikTok to engage with users, promote features, and share success stories.
-	Content marketing – publish blog articles, guides, and educational resources related to language learning to attract and educate potential users.
-	Video marketing – create engaging videos that showcase the app’s benefits, including tutorials and user testimonials, to appeal to visual learners.
-	User-generated content – encourage users to share their experiences on social media or through app reviews, creating organic and authentic promotional content.
-	Influencer collaborations – partner with influencers in the education and language-learning niche to extend our reach and tap into their audience.
-	Strategic alliances – form partnerships with complementary businesses, such as travel agencies or cultural organizations, to cross-promote services.
-	Localized marketing – tailor campaigns to specific regions and cultural contexts, starting with Georgia and expanding to other European countries.
-	Community building – foster a sense of community among users by creating forums or discussion groups for learners to connect, share tips, and support each other.
-	Leverage positive feedback – showcase positive reviews and testimonials to build trust and credibility.

If we do not allocate sufficient funds for marketing and sales campaigns, our ability to attract and retain users may be adversely affected. A lack of visibility or outreach could slow the adoption of "Ronekt Learning" in our target markets, impacting our financial performance.

By implementing a comprehensive marketing strategy and regularly evaluating its effectiveness based on user feedback and market trends, we aim to position "Ronekt Learning" as a competitive and preferred language-learning platform in Georgia, Europe, and beyond.

EMPLOYEES; CONTRACTS

We have no employees other than our officer and director, Gvantsa Chumburidze. We have executed a Consulting Agreement, with our director under which she will get $3,000 per month for her consulting services.

OFFICES

Our business office is located at 34 Pekini Ave, Tbilisi, Georgia 0160 and our phone number is +13072416300.

GOVERNMENT AND INDUSTRY REGULATION

We must adhere to all relevant laws and regulations that pertain directly or indirectly to our operations, including United States securities laws. Compliance with all regulations, rules, and directives from governmental authorities and agencies is mandatory for our services in Georgia and for operating any facility in any jurisdiction where we conduct activities.

We hold the view that government regulation will not significantly affect our business operations.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

Somitos Corp. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1,07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1,07 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1,07 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act.  This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

DESCRIPTION OF PROPERTY

OFFICES

Our business office is located at 34 Pekini Ave, Tbilisi, Georgia 0160. The office was provided by our director Gvantsa Chumburidze for free use, without any payment. Based on current market rates for similar office spaces in Georgia, the approximate dollar value of this office space is $500 per month or $6,000 per year. Our telephone number is +13072416300.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including the information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of some important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. We have limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely. We believe that we will be able to raise enough money through this offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

RESULTS OF OPERATIONS

As of August 31, 2025 we have generated no revenue.

We have incurred $25,285 of operating expenses as of August 31, 2025.

Our full business plan entails activities described in the Plan of Operation section below. Long term financing beyond the maximum aggregate amount of this offering may be required to expand our business. The exact amount of funding will depend on the scale of our development and expansion. We do not currently have planned our expansion, and we have not decided yet on the scale of our development and expansion and on exact amount of funding needed for our long-term financing. If we do not generate any revenue, we may need additional funding at the end of the twelve-month period described in our “Plan of Operation” below to maintain a reporting status.

Our independent registered public accountant has issued a going concern opinion. This means that there is a doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues, and no revenues are anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from the offering. We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $10,389 as of August 31, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Gvantsa Chumburidze, our director, who entered into a Loan Agreement for providing funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

We have entered into the Educational Application Purchase Agreement with Ronekt Inc. (the “Developer”) for the amount of $42,000.

Currently, we have a working educational application (at the link https://app.ronekt.online/), where users can also download the APK file for installation on mobile devices, known as "Ronekt Learning", designed to facilitate effective and engaging language learning. Users can access the app directly through a web browser or download the APK file for mobile installation. In the future, we plan to expand availability by launching the app on the Apple App Store and Google Play Market. In addition, we plan to refine it, expand its functionality and implement a lot of new useful features and systems.

As of March 06, 2025, our director Gvantsa Chumburidze has entered into a Loan Agreement to provide the company with the necessary funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended August 31, 2025 net cash used in operating activities was negative $9,200.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended August 31, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended August 31, 2025 net cash provided by financing activities was $15,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2025.

Somitos Corp., Registrant

By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: September 11, 2025	By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

