Form 10-Q
period 2025-11-30
Somitos Corp.
filed 2025-12-10
CIK 2074643

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number : 333-288418

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2025
Common Stock: $0.0001	5,310,000

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

Somitos Corp.

BALANCE SHEETS

As of November 30, 2025 and May 31, 2025

	As of November 30, 2025	As of May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents	$51,816	$4,589
Prepaid Expenses	656	–
Total Current Assets	52,472	4,589
Total Intangible Assets, Net	37,800	42,000

Total Assets	$90,272	$46,589

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable-related party	$24,000	$6,000
Deferred revenue	6,875	–
Related party loan	51,504	46,504
Total Current Liabilities	82,379	52,504

Total Liabilities	82,379	52,504

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,310,000 shares as of November 30, 2025 and 3,000,000 shares as of May 31, 2025 issued and outstanding	531	300
Additional paid in capital	45,969	–
Accumulated deficit	(38,607)	(6,215)
Total Stockholders’ Equity/Deficit	7,893	(5,915)

Total Liabilities and Stockholders’ Deficit	$90,272	$46,589

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF OPERATIONS

Three and six months ended November 30, 2025

	Three months ended November 30, 2025	Six months ended November 30, 2025
REVENUES	$625	$625

OPERATING EXPENSES
Amortization Expenses	(2,100)	(4,200)
General and Administrative Expenses	(11,847)	(28,817)
TOTAL OPERATING EXPENSES	(13,947)	(33,017)

NET LOSS FROM OPERATIONS	(13,322)	(32,392)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(13,322)	$(32,392)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,684,560	3,873,743

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF STOCKHOLDERS’ DEFICIT

Three and six months ended November 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, May 31, 2025	3,000,000	$300	$–	$(6,215)	$(5,915)

Issuance of common stock	2,310,000	231	45,969	–	46,200
Net loss for the six months ended November 30, 2025	–	–	–	(32,392)	(32,392)

Balance, November 30, 2025	5,310,000	$531	$45,969	$(38,607)	$7,893

Balance, August 31, 2025	3,500,000	$350	$9,950	$(25,285)	$(14,985)

Issuance of common stock	1,810,000	181	36,019	–	36,200
Net loss for the three months ended November 30, 2025	–	–	–	(13,322)	(13,322)

Balance, November 30, 2025	5,310,000	$531	$45,969	$(38,607)	$7,893

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF CASH FLOWS

Six months ended November 30, 2025

Six months ended November 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,392)
Adjustments to reconcile net loss to net cash provided by operations:
Prepaid Expenses	(656)
Accumulated Depreciation	4,200
Accounts Payable-Related party	18,000
Deferred Revenue	6,875
NET CASH USED IN OPERATING ACTIVITIES	(3,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	5,000
Capital stock	231
APIC	45,969
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,200

NET CHANGE IN CASH	47,227
Cash, beginning of period	4,589
Cash, end of period	$51,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

NOTES TO THE FINANCIAL STATEMENTS

Six months ended November 30, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company had $625 revenues for the six months ended November 30, 2025.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $38,607 on November 30, 2025, a net loss of $32,392 for the six months ended November 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is May 31.

Development Stage Company

The Company is a development stage company and devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

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

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Stock-Based Compensation

As of November 30, 2025, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of November 30, 2025, the Company purchased educational language-learning application for $42,000, which is being amortized over a 5-year life. There was $4,200 accumulated amortization as of November 30, 2025 and $4,200 for the six months ended November 30, 2025.

Note 5 – LOAN FROM DIRECTOR

For the six months ended November 30, 2025 our director Mrs. Gvantsa Chumburidze has loaned to the Company $5,000. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $51,504 as of November 30, 2025.

Note 6 – COMMON STOCK

On March 6, 2025, the Company issued 3,000,000 shares of common stock to a director Mrs. Gvantsa Chumburidze for cash proceeds of $300 at $0.0001 per share.

In August 2025, the Company issued 500,000 shares of common stock for cash proceeds of $10,000 at $0.02 per share.

In September 2025, the Company issued 870,000 shares of common stock for cash proceeds of $17,400 at $0.02 per share.

In October 2025, the Company issued 670,000 shares of common stock for cash proceeds of $13,400 at $0.02 per share.

In November 2025, the Company issued 270,000 shares of common stock for cash proceeds of $5,400 at $0.02 per share.

As of November 30, 2025, the Company had 5,310,000 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of November 30, 2025 and from March 5, 2025 (Inception) through May 31, 2025 as follows:

	November 30, 2025	May 31, 2025
Tax benefit (expenses) at U.S. statutory rate	$(8,107)	$(6,215)
Change in valuation allowance	8,107	6,215
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Six months ended November 30, 2025	From March 5, 2025 (Inception) through May 31, 2025
Net operating loss	$(6,802)	$(1,305)
Valuation allowance	6,802	1,305
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $38,607 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to November 30, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The main features and functionalities of the application include:

-	user registration and profile management – users can register via email, create a profile, and update their information;
-	interactive learning tools – access to flashcards with translations, audio pronunciations, and example sentences;
-	favorite words section – users can save and organize words for future review and focused learning;
-	offline access – lessons and flashcards can be studied without an internet connection;
-	language options – the main language of the app is English, and users can learn Spanish, Italian, and French (with plans to add more main language options and languages for studying in the future);
-	thematic vocabulary sections – words are grouped by themes (e.g., travel, business) and difficulty levels (simple, average, difficult), allowing users to tailor their learning.;
-	personal vocabulary creation – users can add custom words to their own vocabulary list, enabling personalized learning beyond the app’s standard library;
-	studied lessons section – all completed lessons are marked as "studied" and moved to a dedicated section, enabling users to track their progress and revisit past lessons easily;
-	support contact – users can easily communicate with customer support for assistance.

Planned improvements and future features

Here are some of the technologies and features we aim to implement in the next development phases of "Ronekt Learning":

-	live tutor sessions – one-on-one or group tutoring sessions with native speakers to enhance conversational skills and cultural understanding;
-	ai-powered language assistant – providing real-time feedback on pronunciation, grammar, and sentence construction using advanced ai technologies;
-	daily challenges and streak tracking – gamified daily learning challenges and streak tracking to encourage consistent usage and motivate learners;
-	personalized lesson plans – tailoring lessons to individual user goals, such as business communication, travel, or academic language skills;
-	integration with smart devices – enabling compatibility with devices like Alexa and Google Home for hands-free practice of vocabulary and phrases;
-	cultural insights module – including lessons on cultural etiquette, traditions, and common expressions for deeper immersion into the target language;
-	community features – forums and discussion boards where users can connect, share tips, and practice with fellow learners.

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

RESULTS OF OPERATIONS

 As of November 30, 2025 we have generated $625 revenue.

We have incurred $33,017 of operating expenses as of November 30, 2025.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $51,816 as of November 30, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Gvantsa Chumburidze, our director, who entered into a Loan Agreement for providing funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended November 30, 2025 net cash used in operating activities was negative $3,973.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended November 30, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended November 30, 2025 net cash provided by financing activities was $51,200.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2025.

Somitos Corp., Registrant

By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: December 10, 2025	By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

