Form 10-Q
period 2026-02-28
Somitos Corp.
filed 2026-03-13
CIK 2074643

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 28, 2026
Common Stock: $0.0001	5,360,000

SOMITOS CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

Somitos Corp.

BALANCE SHEETS

As of February 28, 2026 and May 31, 2025

	As of February 28, 2026	As of May 31, 2025
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$55,478	$4,589
Prepaid Expenses	74	–
Total Current Assets	55,552	4,589
Total Intangible Assets, Net	35,700	42,000

Total Assets	$91,252	$46,589

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable-related party	$33,000	$6,000
Deferred revenue	9,393	–
Related party loan	51,717	46,504
Total Current Liabilities	94,110	52,504

Total Liabilities	94,110	52,504

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,360,000 shares as of February 28, 2026 and 3,000,000 shares as of May 31, 2025 issued and outstanding	536	300
Additional paid in capital	46,964	–
Accumulated deficit	(50,358)	(6,215)
Total Stockholders’ Equity/Deficit	(2,858)	(5,915)

Total Liabilities and Stockholders’ Deficit	$91,252	$46,589

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF OPERATIONS

Three and nine months ended February 28, 2026

(UNAUDITED)

	Three months ended February 28, 2026	Nine months ended February 28, 2026
REVENUES	$2,282	$2,907

OPERATING EXPENSES
Amortization Expenses	(2,100)	(6,300)
General and Administrative Expenses	(11,934)	(40,750)
TOTAL OPERATING EXPENSES	(14,033)	(47,050)

NET LOSS FROM OPERATIONS	(11,751)	(44,143)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(11,751)	$(44,143)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,354,444	4,285,696

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF STOCKHOLDERS’ DEFICIT

Three and nine months ended February 28, 2026

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 31, 2025	3,000,000	$300	$–	$(6,215)	$(5,915)

Issuance of common stock	2,360,000	236	46,964	–	47,200
Net loss for the nine months ended February 28, 2026	–	–	–	(44,143)	(44,143)

Balance, February 28, 2026	5,360,000	$536	$46,964	$(50,358)	$(2,858)

Balance, November 30, 2025	5,310,000	$531	$45,969	$(38,607)	$7,893

Issuance of common stock	50,000	5	995	–	1000
Net loss for the three months ended February 28, 2026	–	–	–	(11,751)	(11,751)

Balance, February 28, 2026	5,360,000	$536	$46,964	$(50,358)	$(2,858)

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF CASH FLOWS

Nine months ended February 28, 2026

(UNAUDITED)

Nine months ended February 28, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,143)
Adjustments to reconcile net loss to net cash provided by operations:
Prepaid Expenses	(74)
Accumulated Depreciation	6,300
Accounts Payable-Related party	27,000
Deferred Revenue	9,393
NET CASH USED IN OPERATING ACTIVITIES	(1,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	5,213
Capital stock	236
APIC	46,964
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,413

NET CHANGE IN CASH	50,889
Cash, beginning of period	$4,589
Cash, end of period	$55,478

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–

Income taxes paid	$–

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

NOTES TO THE FINANCIAL STATEMENTS

Nine months ended February 28, 2026

(UNAUDITED)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $2,907 revenues for the nine months ended February 28, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. The Company had an accumulated deficit of $50,358 on February 28, 2026, a net loss of $44,143 for the nine months ended February 28, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is May 31.

Development Stage Company

The Company is a development stage company and devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company’s development stage activities.

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

Stock-Based Compensation

As of February 28, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Segment Reporting

The Company has one reportable segment(s) at this time.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

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

As of February 28, 2026, the Company purchased educational language-learning application for $42,000, which is being amortized over a 5-year life. There was $6,300 accumulated amortization as of February 28, 2026 and $6,300 for the nine months ended February 28, 2026.

Note 5 – LOAN FROM DIRECTOR

For the nine months ended February 28, 2026 our director Mrs. Gvantsa Chumburidze has loaned to the Company $5,213. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $51,717 as of February 28, 2026.

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

In December 2025, the Company issued 50,000 shares of common stock for cash proceeds of $1,000 at $0.02 per share.

As of February 28, 2026, the Company had 5,360,000 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of February 28, 2026 and from March 5, 2025 (Inception) through May 31, 2025 as follows:

	February 28, 2026	May 31, 2025
Tax benefit (expenses) at U.S. statutory rate	$(10,575)	$(6,215)
Change in valuation allowance	10,575	6,215
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Nine months ended February 28, 2026	From March 5, 2025 (Inception) through May 31, 2025
Net operating loss	$(9,270)	$(1,305)
Valuation allowance	9,270	1,305
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $50,358 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to February 28, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Language-learning platforms hold immense relevance and importance in today’s interconnected and digital world. These platforms, where individuals converge to acquire new skills, connect with diverse cultures, and improve their opportunities, play a pivotal role in shaping modern education. The table below highlights the key reasons why language-learning platforms are so significant:

Global accessibility	Language-learning platforms break down geographical and linguistic barriers, enabling users worldwide to access tailored educational content. Learners can connect with new cultures, build communication skills, and foster cross-border relationships, all from the convenience of their devices.
Personal empowerment	These platforms empower users by providing affordable, flexible, and accessible tools for self-improvement. Mastery of a new language enhances career prospects, facilitates travel, and builds confidence in both personal and professional interactions.
Efficiency and flexibility	Language-learning applications streamline the educational process by offering dynamic features such as flashcards, gamified progress tracking, and personalized lessons. They cater to modern learners’ needs, allowing them to study at their own pace, anytime and anywhere.
Cultural exchange	These platforms enable users to engage deeply with other cultures through language. Beyond vocabulary and grammar, learners can explore the traditions, histories, and values of the communities they are studying, fostering mutual understanding in an increasingly globalized world.
Economic empowerment	Language-learning skills often open new professional opportunities, giving users access to global job markets. Applications provide an affordable and flexible alternative to expensive in-person courses, democratizing access to skills that drive career growth.
Adaptability for diverse learners	Modern applications are designed to serve a wide range of users, from beginners to advanced learners. Features such as thematic vocabulary grouping, audio pronunciation, and customizable learning paths make the process accessible for all ages and backgrounds.
Advanced technology integration	By leveraging cutting-edge technologies like AI and machine learning, language-learning applications provide personalized experiences, track progress with precision, and adapt content to suit each learner’s unique pace and preferences.
Interactive and engaging experiences	Features such as gamified rewards, achievements, and challenges transform language learning into an engaging activity. This approach keeps users motivated and improves retention compared to traditional methods.
Offline learning and accessibility	Offline access to lessons ensures uninterrupted learning, even in areas with limited internet connectivity. This feature is particularly beneficial for users in regions with inconsistent digital infrastructure.
Lifelong learning opportunities	These platforms encourage continuous learning by providing resources for users to maintain and expand their language skills over time. They support a culture of lifelong education, which is critical in today’s fast-evolving world.
Scalability and global impact	Language-learning applications have the potential to scale rapidly and impact millions of users worldwide. They cater to both personal and professional needs, becoming an essential tool for education, business, and global communication.

By combining these elements, “Ronekt Learning” not only addresses the needs of language learners but also contributes to a more connected and culturally aware global community. Our platform is designed to empower individuals with the tools they need to succeed in an increasingly interconnected world.

“Ronekt Learning” is a modern and convenient educational language-learning application, designed to help English speakers learn Italian, French, and Spanish efficiently and interactively. The platform provides users with tools and resources to improve their vocabulary, pronunciation, and practical usage of new languages. By combining accessibility, innovation, and engagement, the app transforms the way people approach language learning, empowering individuals to achieve their linguistic goals and connect with the world.

We provide a user-friendly application that caters to all learners – whether you are a complete beginner or advancing to higher proficiency levels. The interface is designed with simplicity in mind, ensuring a smooth and intuitive experience for users of all ages and backgrounds. Whether you’re preparing for travel, improving your career prospects, or pursuing personal growth, “Ronekt Learning” is here to guide you every step of the way.

Features offered by “Ronekt Learning”:

-	user-friendly interface – navigate effortlessly through the app’s clean and intuitive design, making language learning enjoyable and accessible;
-	interactive flashcards – learn vocabulary using dynamic flashcards that include word translations, audio pronunciations, and example sentences for context;
-	thematic vocabulary – words are grouped into themes and difficulty levels (simple, average, and difficult) to suit the learner’s needs;
-	offline learning – users can download lessons and flashcards for offline access, ensuring uninterrupted learning anywhere;
-	personalized vocabulary – add custom words to your own vocabulary list, enabling focused learning for specific needs;
-	favorites section – mark important words as “favorite” and organize them in a dedicated section for targeted practice later;
-	progress tracking – track your learning journey as completed themes are marked as “studied,” helping you monitor your progress and stay motivated as you advance through the language levels;
-	protection of personal data – enjoy a secure learning environment with state-of-the-art encryption technologies and two-factor authentication;
-	audio support – hear accurate pronunciations for each word, ensuring learners gain confidence in speaking;
-	customer support – access 24/7 support to resolve any questions or technical issues, ensuring a seamless experience.

The link for the “Ronekt” web-application is https://app.ronekt.online/, where users are also able to download the APK file for mobile installation.

There are also several features that we intend to successfully implement in the future:

-	live tutor sessions (live one-on-one or group) with native speakers to enhance conversational skills and cultural understanding;
-	AI-powered language assistant that provides real-time feedback on pronunciation, grammar, and sentence construction;
-	daily learning challenges and streak-tracking to encourage consistent usage and goal-setting;
-	personalized lesson plans tailored to the user’s goals, such as business communication, travel, or academic language skills;
-	integration with smart devices (e.g., Alexa, Google Home) to practice vocabulary and phrases hands-free;
-	cultural insights module that teaches cultural etiquette, traditions, and common expressions for deeper immersion in the target language;
-	community features, like forums and discussion boards, where users can connect, share tips, and practice with fellow learners.

We plan to continually enhance the functionality of our services to make our application more appealing to consumers. The “Ronekt Learning” application, including the web application available on different devices through a browser and the APK file for mobile devices (with future plans for iOS and Android platforms), was acquired from Ronekt Inc for a total consideration of $42,000.

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

REVENUE

Our revenue strategy is designed to leverage multiple streams that capitalize on the capabilities of our language-learning platform, “Ronekt Learning.” These include advertising, partnerships, and premium user services.

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

2. Partnerships

Revenue will also be generated through collaborations with companies and organizations in the education and language-learning sectors. These partnerships may include:

-	Educational institution partnerships – collaborating with schools, universities, and language academies to offer bulk subscriptions or access to tailored content for their students or staff.
-	Publishing partners – partnering with publishers of language textbooks, audiobooks, and other educational materials to promote their products directly through the app.
-	Tutoring platforms and services – featuring third-party tutoring services or apps within “Ronekt Learning,” earning a commission for every referred customer.
-	Language certification providers – partnering with organizations that offer recognized language certifications (e.g., TOEFL, DELF, DELE) to promote their services and exams to our users.
-	Corporate training programs – collaborating with businesses that require language training for their employees, offering custom packages tailored to their industry needs.

We will negotiate agreements that allow the platform to earn a share of revenue generated from these partnerships. In exchange, our partners will receive priority visibility for their services and products, such as inclusion in dedicated recommendation sections or direct integration into our lessons, ensuring maximum exposure to our app users.

OUR ASSET EDUCATIONAL APPLICATION

We have a web application (at the link https://app.ronekt.online/), where users can also download the APK file for installation on mobile devices, known as “Ronekt Learning”, designed to facilitate effective and engaging language learning. Users can access the app directly through a web browser or download the APK file for mobile installation. In the future, we plan to expand availability by launching the app on the Apple App Store and Google Play Market.

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

The main features and functionalities of the application include:

-	user registration and profile management – users can register via email, create a profile, and update their information;
-	interactive learning tools – access to flashcards with translations, audio pronunciations, and example sentences;
-	favorite words section – users can save and organize words for future review and focused learning;
-	offline access – lessons and flashcards can be studied without an internet connection;
-	language options – the main language of the app is English, and users can learn Spanish, Italian, and French (with plans to add more main language options and languages for studying in the future);
-	thematic vocabulary sections – words are grouped by themes (e.g., travel, business) and difficulty levels (simple, average, difficult), allowing users to tailor their learning.;
-	personal vocabulary creation – users can add custom words to their own vocabulary list, enabling personalized learning beyond the app’s standard library;
-	studied lessons section – all completed lessons are marked as “studied” and moved to a dedicated section, enabling users to track their progress and revisit past lessons easily;
-	support contact – users can easily communicate with customer support for assistance.

Planned improvements and future features

Here are some of the technologies and features we aim to implement in the next development phases of “Ronekt Learning”:

-	live tutor sessions – one-on-one or group tutoring sessions with native speakers to enhance conversational skills and cultural understanding;
-	ai-powered language assistant – providing real-time feedback on pronunciation, grammar, and sentence construction using advanced ai technologies;
-	daily challenges and streak tracking – gamified daily learning challenges and streak tracking to encourage consistent usage and motivate learners;
-	personalized lesson plans – tailoring lessons to individual user goals, such as business communication, travel, or academic language skills;
-	integration with smart devices – enabling compatibility with devices like Alexa and Google Home for hands-free practice of vocabulary and phrases;
-	cultural insights module – including lessons on cultural etiquette, traditions, and common expressions for deeper immersion into the target language;
-	community features – forums and discussion boards where users can connect, share tips, and practice with fellow learners.

EDUCATIONAL APPLICATION PURCHASE AGREEMENT

The Educational Application Purchase Agreement (the “Agreement “) is made effective on May 04, 2025 (the “Effective Date”), by and between Ronekt Inc (the “Seller”), and Somitos Corp. (the “Buyer”).

According to the Agreement:

-	The Seller, Ronekt Inc., is the owner of the mobile application and website known as “Ronekt Learning” (“Assets”).
-	The Buyer, Somitos Corp., has agreed to purchase the Assets from the Seller under the terms and conditions outlined in the Agreement.
-	The Seller agrees to sell, transfer, and assign to the Buyer all rights, title, and interest in the Assets, including but not limited to:
-	all related databases and content;
-	intellectual property rights, including copyrights, trademarks, and patents;
-	all user data and customer lists;
-	rights to existing updates and ongoing support materials.
-	The total purchase price for the Assets is $42,000, payable in U.S. dollars.
-	The Buyer represents and warrants that:
-	it has the full right, power, and authority to enter into this Agreement and purchase the Assets;
-	it possesses the necessary funds to pay the Purchase Price.

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

Overall, the robust growth in both the European and global markets for educational and language learning applications presents significant opportunities for platforms like “Ronekt Learning” to cater to the evolving needs of learners seeking flexible and effective language acquisition tools.

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

MARKETING & SALES STRATEGY

A significant portion of our earnings will be allocated to improving the “Ronekt Learning” application and expanding its functionality. This investment will be aimed at attracting a broader audience and increasing the appeal of our services. Additionally, a substantial share of our revenue will be dedicated to marketing and advertising efforts to effectively promote our app and services.

Initially, our officer and director, Gvantsa Chumburidze, will promote our platform through word-of-mouth recommendations and by presenting “Ronekt Learning” as a convenient, interactive, and effective language-learning solution. Over time, we plan to hire a freelance marketing manager who will focus on online advertising and sales to maximize our reach and visibility.

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

If we do not allocate sufficient funds for marketing and sales campaigns, our ability to attract and retain users may be adversely affected. A lack of visibility or outreach could slow the adoption of “Ronekt Learning” in our target markets, impacting our financial performance.

By implementing a comprehensive marketing strategy and regularly evaluating its effectiveness based on user feedback and market trends, we aim to position “Ronekt Learning” as a competitive and preferred language-learning platform in Georgia, Europe, and beyond.

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

RESULTS OF OPERATIONS

As of February 28, 2026 we have generated $2,907 revenue.

We have incurred $47,050 of operating expenses as of February 28, 2026.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $55,478 as of February 28, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Gvantsa Chumburidze, our director, who entered into a Loan Agreement for providing funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

We have entered into the Educational Application Purchase Agreement with Ronekt Inc. (the “Developer”) for the amount of $42,000.

Currently, we have a working educational application (at the link https://app.ronekt.online/), where users can also download the APK file for installation on mobile devices, known as “Ronekt Learning”, designed to facilitate effective and engaging language learning. Users can access the app directly through a web browser or download the APK file for mobile installation. In the future, we plan to expand availability by launching the app on the Apple App Store and Google Play Market. In addition, we plan to refine it, expand its functionality and implement a lot of new useful features and systems.

As of March 06, 2025, our director Gvantsa Chumburidze has entered into a Loan Agreement to provide the company with the necessary funds to pay company expenses and keep on top of the business development. Being a development stage company, we have very limited operating history. After the twelve months period we may need additional financing.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended February 28, 2026 net cash used in operating activities was negative $1,524.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended February 28, 2026 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended February 28, 2026 net cash provided by financing activities was $52,413.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2026.

Somitos Corp., Registrant

By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: March 13, 2026	By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

