Form 10-Q
period 2026-08-31
Somitos Corp.
filed 2026-09-14
CIK 2074643

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

SOMITOS CORP.

(Exact name of registrant as specified in its charter)

Commission File No: 000-56864

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2026
Common Stock: $0.0001	5,360,000

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

Somitos Corp.

BALANCE SHEETS

As of August 31, 2026 and May 31, 2026

	As of August 31, 2026 (Unaudited)	As of May 31, 2026 (Audited)
ASSETS

Current Assets
Cash and cash equivalents	$43,718	$45,167
Total Current Assets	43,718	45,167
Total Intangible Assets, Net	31,500	33,600

Total Assets	$75,218	$78,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	$51,000	$42,000
Deferred revenue	15,963	16,458
Related party loan	51,717	51,717
Total Current Liabilities	118,680	110,175

Total Liabilities	118,680	110,175

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,360,000 shares as of August 31, 2026 and 5,360,000 shares as of May 31, 2026 issued and outstanding	536	536
Additional paid in capital	46,964	46,964
Accumulated deficit	(90,962)	(78,908)
Total Stockholders’ Equity/Deficit	(43,462)	(31,408)

Total Liabilities and Stockholders’ Deficit	$75,218	$78,767

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF OPERATIONS

Three months ended August 31, 2026 and August 31, 2025

	Three months ended August 31, 2026	Three months ended August 31, 2025
REVENUES	$7,695	$–

OPERATING EXPENSES
Amortization Expenses	(2,100)	(2,100)
General and Administrative Expenses	(17,649)	(16,970)
TOTAL OPERATING EXPENSES	(19,749)	(19,070)

NET LOSS FROM OPERATIONS	(12,054)	(19,070)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(12,054)	$(19,070)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,360,000	3,071,739

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF STOCKHOLDERS’ DEFICIT

Three months ended August 31, 2026 and August 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, May 31, 2025	3,000,000	$300	$–	$(6,215)	$(5,915)

Issuance of common stock	500,000	50	9,950	–	10,000
Net loss for the three months ended August 31, 2025	–	–	–	(19,070)	(19,070)

Balance, August 31, 2025	3,500,000	$350	$9,950	$(25,285)	$(14,985)

Balance, May 31, 2026	5,360,000	$536	$46,964	(78,908)	$(31,408)

Issuance of common stock	–	–	–	–	–
Net loss for the three months ended August 31, 2026	–	–	–	(12,054)	(12,054)

Balance, August 31, 2026	5,360,000	$536	$46,964	$(90,962)	$(43,462)

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

STATEMENT OF CASH FLOWS

Three months ended August 31, 2026 and August 31, 2025

	Three months ended August 31, 2026	Three months ended August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,054)	$(19,070)
Adjustments to reconcile net loss to net cash provided by operations:
Prepaid Expenses	–	(1,230)
Deferred Revenue	(495)	–
Accumulated Depreciation	2,100	2,100
Accounts payable-related party	9,000	9,000
NET CASH USED IN OPERATING ACTIVITIES	(1,449)	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	–	5,000
Capital stock	–	50
APIC	–	9,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	15,000

NET CHANGE IN CASH	(1,449)	5,800
Cash, beginning of period	$45,167	$499
Cash, end of period	$43,718	$10,389

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

Somitos Corp.

NOTES TO THE FINANCIAL STATEMENTS

Three months ended August 31, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Somitos Corp. (“the Company”) was incorporated on March 05, 2025 under the laws of the state of Wyoming. We are a company, focused on providing innovative educational tools through our educational language-learning application. We have purchased an educational application “Ronekt Learning”, which is already working and available as a web application, with users also able to download the APK file for mobile installation. Currently, we have no employees, only our officer and director Mrs. Gvantsa Chumburidze. Our executive and business office is located at 34 Pekini Ave, Tbilisi, Georgia 0160, and our telephone number is +13072416300.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $7,695 revenues for the three months ended August 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. The Company had an accumulated deficit of $90,962 on August 31, 2026, a net loss of $12,054 for the three months ended August 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Income Taxes

Income taxes are computed using the asset and liability method. /Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Stock-Based Compensation

As of August 31, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of August 31, 2026, the Company purchased educational language-learning application for $42,000, which is being amortized over a 5-year life. There was $10,500 accumulated amortization as of August 31, 2026.

Note 5 – LOAN FROM DIRECTOR

For the three months ended August 31, 2026 our director Mrs. Gvantsa Chumburidze has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $51,717 as of August 31, 2026.

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

As of August 31, 2026, the Company had 5,360,000 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of August 31, 2026 and May 31, 2026 as follows:

	August 31, 2026	Rate (%)	May 31, 2026	Rate (%)
Tax benefit (expenses) at U.S. statutory rate	$(19,102)	(21)%	$(16,571)	(21)%
Change in valuation allowance	19,102	21%	16,571	21%
Tax benefit (expenses) net	$–	0%	$–	0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	Three months ended August 31, 2026	Year ended May 31, 2026
Net operating loss	$(2,531)	$(15,266)
Valuation allowance	2,531	15,266
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $90,962 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to August 31, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

As of August 31, 2026 we have generated $7,695 revenue.

We have incurred $19,749 of operating expenses as of August 31, 2026.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $43,718 as of August 31, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Gvantsa Chumburidze, our director, who entered into a Loan Agreement for providing funds required to maintain the reporting status and to implement our business plan in a form of a non-secured loan until minimum required proceeds are obtained by the Company. Management believes that if the Company cannot maintain its reporting status with the SEC and implements even a part of the Company’s business plan, they will have to cease all efforts directed towards the company. As such, your investment previously made may be lost in its entirety.

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

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended August 31, 2026 net cash used in operating activities was negative $1,449.

For the three months ended August 31, 2025 net cash used in operating activities was negative $9,200.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended August 31, 2026 we have generated no cash from investing activities.

For the three months ended August 31, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended August 31, 2026 net cash provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2026.

Somitos Corp., Registrant

By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: September 14, 2026.	By:	/s/ Gvantsa Chumburidze
Gvantsa Chumburidze, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

